Form 10-Q
period 2002-03-31
TECO CAPITAL TRUST II
filed 2002-05-15
CIK 1128740

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002.
                               --------------
or
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_______to______.

                         Commission File Number 1-08180

                              TECO CAPITAL TRUST II
                 ----------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                 Delaware                                13-4164852
      ------------------------------            ---------------------------
          (State of Incorporation                      (IRS Employer
             or Organization)                       Identification No.)


          c/o The Bank of New York
        101 Barclay Street, 8/th/ Floor
             New York, New York                             10286
             ------------------                           ---------
    (Address of Principal Executive Offices)              (Zip Code)


Registrant's telephone number, including area code:  (212) 815-5088



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [_] Yes [x] No

The number of shares of the registrant's common stock outstanding as of April 30, 2002 was 0.

                      Index to Exhibits Appears on Page 12

                          PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments which are of a recurring nature and necessary to present fairly the net assets available of TECO Capital Trust II as of March 31, 2002, and the changes in net assets available for the period from January 15, 2002 (the date of initial issuance of the trust preferred securities) through March 31, 2002.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the notes on pages 5 through 7 of this report.

                              TECO CAPITAL TRUST II

             STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                 March 31, 2002

                                   (UNAUDITED)

Assets

Cash                                                           $          --

Company Preferred Security Dividends Receivable                    4,781,310

Investment in Company Preferred Securities                       449,125,000
                                                               -------------

Total Assets                                                   $ 453,906,310
                                                               -------------


Liabilities

Trust Preferred Securities Distributions Payable               $   4,781,310

Trust Preferred Securities                                       449,125,000
                                                               -------------

Total Liabilities                                              $ 453,906,310
                                                               -------------
Net assets available for trust activities                      $          --
                                                               =============

     The accompanying notes are an integral part of the financial statements

                              TECO CAPITAL TRUST II

        STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

                                   (UNAUDITED)

        From January 15, 2002 (date of formation) through March 31, 2002


Additions to net assets attributed to:

Company Preferred Security Dividend Income                   $   4,781,310

Issue of Trust Preferred Securities                            449,125,000
                                                             -------------

                                                               453,906,310
                                                             -------------


Deductions from net assets attributed to:

Accrued Trust Preferred Security Distributions                  (4,781,310)

Investment in Company Preferred Securities                    (449,125,000)
                                                             -------------

                                                              (453,906,310)
                                                             -------------

Changes in net assets available for trust activities                    --

Net assets available for trust activities:

Beginning of period                                                     --
                                                             -------------

End of period                                                $          --
                                                             =============

     The accompanying notes are an integral part of the financial statements

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

A.       OVERVIEW

         TECO Capital Trust II (the "Trust") is a statutory business trust that TECO Funding Company II, LLC (the "LLC"), a subsidiary of TECO Energy, Inc. ("TECO Energy"), formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated as of January 15, 2002 by and among the LLC as depositor, The Bank of New York as property trustee, and The Bank of New York (Delaware) as Delaware trustee (the "Trust Agreement"). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. TECO Energy and the Trust issued to the public 17,965,000 mandatorily convertible adjustable conversion-rate equity security units with an annual distribution rate of 9.50%, with an aggregate liquidation amount of $449.1 million on January 15, 2002 for the purpose of acquiring related company preferred securities from the LLC, which in turn purchased a corresponding amount of subordinated notes from TECO Energy. Each equity security unit initially consisted of a contract to purchase shares of common stock of TECO Energy and a trust preferred security of the trust, which was pledged to secure the obligation to purchase the common stock of TECO Energy under the related purchase contracts.

         Each trust preferred security has a stated liquidation amount of $25, on which distributions are payable at the rate of 5.11% per year on a quarterly basis, in arrears, through October 15, 2004. In order to provide holders of equity security units comprised of trust preferred security and a purchase contract (each a "normal unit") with the necessary collateral to be applied in the settlement of their purchase contracts, a remarketing agent will sell the trust preferred securities of the holders of normal units, other than those electing not to participate in the remarketing, and the remarketing agent will use the proceeds to purchase treasury securities, which the participating normal unitholders will pledge to secure their obligations under the related purchase contracts. Holders of trust preferred securities who have substituted collateral for the trust preferred securities that were part of the normal units and hold the trust preferred securities separately may also elect to participate in the remarketing. In order to facilitate the remarketing of the trust preferred securities, the remarketing agent will reset the rate of distribution on the trust preferred securities, and on the company preferred securities, for the quarterly payments payable on and after January 15, 2005.

         The trust preferred securities represent a corresponding amount of company preferred securities of the LLC. The LLC sold company preferred securities to the Trust and company common securities to TECO Energy. The LLC used the proceeds from the sale of the company preferred securities and the company common securities to buy from TECO Energy a series of 5.11% junior subordinated notes due January 15, 2007, with the same financial terms as the company preferred securities. TECO Energy has guaranteed payments to be made on the company preferred securities pursuant to a guarantee agreement. TECO Energy has indirectly guaranteed payments to be made to the holders of the trust preferred securities as a result of their beneficial interest in the company preferred securities.

         The cumulative cash distributions are subject to certain deferral provisions. TECO Energy can defer interest payments on the underlying subordinated notes for up to five years, but not beyond the maturity date on the subordinated notes of January 15, 2007. If TECO Energy defers interest payments on the subordinated notes, the Trust will defer distributions on the trust preferred securities. During any deferral period, distributions on the trust preferred securities will continue to accumulate quarterly at the initial annual rate of 5.11% of the stated liquidation amount through October 15, 2004 and at the reset rate thereafter through January 15, 2007.

         The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities. The equity security units (of which the trust preferred securities are a component) began trading on the New York Stock Exchange on January 16, 2002 under the symbol "TE PRU."

         As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at March 31, 2002.

B.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

         Additions to net assets, including dividend income, and deductions from net assets, including dividend distributions, are recognized on an accrual basis. Dividend distributions accumulated from the date the Trust issued the trust preferred securities and are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year, beginning April 15, 2002.

INCOME TAXES

         The Trust is characterized for United States federal income tax purposes as a grantor trust and will not be taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust's financial statements.

C.       RELATED PARTIES

         During the three-month period ended March 31, 2002, the Trust recognized dividend income on the company preferred securities from the LLC of $4,781,310.

D.       NEW ACCOUNTING STANDARDS

On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer's intent to do so. These intangible assets will be required to be amortized over their useful lives. The adoption of FAS 141 and FAS 142 will have no effect on the financial statements of the Trust, since the Trust has no pending business combinations, nor do the unaudited financial statements include any goodwill or other intangible assets.

In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of FAS 143 will have no effect on the financial statements of the Trust.

In August 2001, the Financial Accounting Standards Board finalized FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS 144 addresses accounting and reporting for the impairment or disposal of long-lived assets, including the disposal of a segment of business. FAS 144 is effective for fiscal years beginning after December 15, 2001, with earlier application encouraged. The adoption of FAS 144 will have no effect on the financial statements of the Trust.

In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases, to eliminate and inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Trust is reviewing the impact that FAS 145 will have on its results.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED MARCH 31, 2002.

TECO Capital Trust II was formed on November 20, 2000 and issued to the public 17,965,000 of its trust preferred securities as components of equity security units issued by TECO Energy, Inc. and the Trust for an aggregate purchase price of $449,125,000 on January 15, 2002. The proceeds from the issuance were remitted to the LLC in exchange for 17,965,000 company preferred securities for an aggregate purchase price of $449,125,000. TECO Energy, Inc. purchased all of the company common securities of the LLC for an aggregate purchase price of $13,922,875. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy, Inc. in exchange for $463,047,875 aggregate principal amount of 5.11% Junior Subordinated Notes Due 2007 of TECO Energy, Inc., dated January 15, 2002, and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of January 15, 2002, by and between the Company and The Bank of New York, as Trustee, as supplemented by the Sixth Supplemental Indenture, dated as of January 15, 2002.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 5.11% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Distributions accrued on the company preferred securities at March 31, 2002, together with the amounts accrued during the period April 1, 2002 through April 15, 2002 were subsequently distributed by the Trust to the holders of the trust preferred securities.

The equity security units (of which the trust preferred securities are a component) began trading on the New York Stock Exchange on January 16, 2002 under the symbol "TE PRU."

TECO Energy, Inc. owns all of the company common securities of the LLC, which, unless an event of default has occurred and is continuing with respect to the junior subordinated notes, represent 100 percent of the voting rights in the LLC. The LLC is managed by a board of directors who are designated as "managers" of the LLC within the meaning of Delaware law. The directors will serve until their successors are duly elected and qualified. The directors may appoint officers of the limited liability company from time to time to manage the day-to-day affairs of the limited liability company. All voting rights in the LLC are vested in TECO Energy, Inc. as the sole holder of the company common securities, including the right to elect the board of directors.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 15, 2002, the Trust purchased 17,965,000 company preferred securities of the LLC with an annual distribution rate of 5.11% for an aggregate purchase price of $449,125,000. TECO Energy has guaranteed all payments to be made on the company preferred securities. There is no public market for these company preferred securities.

                           PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

     3 Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002./(1)/

     4.1 Certificate representing Trust Preferred Securities issued by TECO Capital Trust II./(1)/

     4.2 Amended and Restated Limited Liability Agreement of TECO Funding Company II./(1)/

     4.3 Certificate representing Company Preferred Securities issued by TECO Funding Company II, LLC./(1)/

     4.4 Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee./(2)/

     4.5 Sixth Supplemental Indenture dated as of January 15, 2002 by and between TECO Energy, Inc. and The Bank of New York./(1)/

     4.6 Guarantee Agreement dated as of January 15, 2002 by and between TECO Energy, Inc. as Guarantor and The Bank of New York./(1)/

     4.7       5.11% Junior Subordinated Notes due January 15, 2007./(1)/

     99.1 The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.'s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002 (File No. 1-8180) and incorporated herein by reference.

_____________

     /(1)/ Incorporated by reference to the identically titled exhibit to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002.

     /(2)/ Incorporated by reference to Exhibit 4 to TECO Energy, Inc.'s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998.

      (b)      Reports on Form 8-K filed during the reporting period

               None

                                    SIGNATURE


         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            TECO CAPITAL TRUST II
                                            By: TECO Funding Company II, LLC, as
                                            Depositor


Date: May 15, 2002                          /s/ Mildred Smith
                                            -----------------------------------
                                            Name:             Mildred Smith
                                            Title:            President

                                  EXHIBIT INDEX

     3 Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002./(1)/

     4.1 Certificate representing Trust Preferred Securities issued by TECO Capital Trust II./(1)/

     4.2 Amended and Restated Limited Liability Agreement of TECO Funding Company II./(1)/

     4.3 Certificate representing Company Preferred Securities issued by TECO Funding Company II, LLC./(1)/

     4.4 Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee./(2)/

     4.5 Sixth Supplemental Indenture dated as of January 15, 2002 by and between TECO Energy, Inc. and The Bank of New York./(1)/

     4.6 Guarantee Agreement dated as of January 15, 2002 by and between TECO Energy, Inc. as Guarantor and The Bank of New York./(1)/

     4.7       5.11% Junior Subordinated Notes due January 15, 2007./(1)/

     99.1 The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.'s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 filed on May 15, 2002 (File No. 1-8180) and incorporated herein by reference.

________________________

     /(1)/ Incorporated by reference to the identically titled exhibit to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002.

     /(2)/ Incorporated by reference to Exhibit 4 to TECO Energy, Inc.'s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998.