Form 10-Q
period 2002-06-30
TECO CAPITAL TRUST II
filed 2002-08-14
CIK 1128740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ________

Commission File Number 1-08180

TECO CAPITAL TRUST II
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State of Incorporation or Organization)	13-4164852 (IRS Employer Identification No.)

c/o The Bank of New York 101 Barclay Street, 8th Floor New York, New York (Address of Principal Executive Offices)	10286 (Zip Code)

Registrant’s telephone number, including area code:   (212) 815-5088

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

The number of shares of the registrant’s common stock outstanding as of July 31, 2002 was 0.

Index to Exhibits Appears on Page 14

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to present fairly the net assets available of TECO Capital Trust II as of June 30, 2002, and the changes in net assets available for the three-month period and the period from January 15, 2002 (date of formation) through June 30, 2002.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the notes on pages 6 through 9 of this report.

TECO CAPITAL TRUST II

STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

June 30, 2002

(UNAUDITED)

ASSETS

Cash	$—
Company Preferred Security Dividends Receivable	4,781,310
Investment in Company Preferred Securities	449,125,000

Total Assets	$453,906,310

LIABILITIES

Trust Preferred Securities Distributions Payable	$4,781,310
Trust Preferred Securities	449,125,000

Total Liabilities	$453,906,310

Net assets available for trust activities	$—

The accompanying notes are an integral part of the financial statements.

TECO CAPITAL TRUST II

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

For the three months ended June 30, 2002

Additions to net assets attributed to:
Company Preferred Security Dividend Income	$5,737,572

5,737,572

Deductions from net assets attributed to:
Accrued Trust Preferred Security Distributions	(5,737,572)

(5,737,572)

Changes in net assets available for trust activities
Net assets available for trust activities:	—
Beginning of period	—

End of period	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

From January 15, 2002 (date of formation) through June 30, 2002

Additions to net assets attributed to:
Company Preferred Security Dividend Income	$10,518,882
Issue of Trust Preferred Securities	449,125,000

459,643,882

Deductions from net assets attributed to:
Accrued Trust Preferred Security Distributions	(10,518,882)
Investment in Company Preferred Securities	(449,125,000)

(459,643,882)

Changes in net assets available for trust activities	—
Net assets available for trust activities:
Beginning of period	—

End of period	—

The accompanying notes are an integral part of the financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

A.     OVERVIEW

            TECO Capital Trust II (the “Trust”) is a statutory business trust that TECO Funding Company II, LLC (the “LLC”), a subsidiary of TECO Energy, Inc. (“TECO Energy”), formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated as of January 15, 2002 by and among the LLC as depositor, The Bank of New York as property trustee, and The Bank of New York (Delaware) as Delaware trustee (the “Trust Agreement”). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. TECO Energy and the Trust issued to the public 17,965,000 mandatorily convertible adjustable conversion-rate equity security units with an annual distribution rate of 9.50%, with an aggregate liquidation amount of $449.1 million on January 15, 2002 for t he purpose of acquiring related company preferred securities from the LLC, which in turn purchased a corresponding amount of subordinated notes from TECO Energy. Each equity security unit initially consisted of a contract to purchase shares of common stock of TECO Energy and a trust preferred security of the trust, which was pledged to secure the obligation to purchase the common stock of TECO Energy under the related purchase contracts.

            Each trust preferred security has a stated liquidation amount of $25, on which distributions are payable at the rate of 5.11% per year on a quarterly basis, in arrears, through October 15, 2004. In order to provide holders of equity security units comprised of trust preferred security and a purchase contract (each a “normal unit”) with the necessary collateral to be applied in the settlement of their purchase contracts, a remarketing agent will sell the trust preferred securities of the holders of normal units, other than those electing not to participate in the remarketing, and the remarketing agent will use the proceeds to purchase treasury securities, which the participating normal unitholders will pledge to secure their obligations under the related purchase contracts. Holders of trust preferred securities who have substituted collateral for the trust preferred securities that were part of th e normal units and hold the trust preferred securities separately may also elect to participate in the remarketing. In order to facilitate the remarketing of the trust preferred securities, the remarketing agent will reset the rate of distribution on the trust preferred securities, and on the company preferred securities, for the quarterly payments payable on and after January 15, 2005.

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

            The Trust has minimal assets other than the company preferred securities. The Trust Agreement does not permit the Trust to engage in any activities other than holding the company preferred securities, issuing the trust preferred securities, and engaging in other related activities. The equity security units (of which the trust preferred securities are a component) began trading on the New York Stock Exchange on January 16, 2002 under the symbol “TE PRU.”

            As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at June 30, 2002.

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

INCOME TAXES

            The Trust is characterized for United States federal income tax purposes as a grantor trust and will not be taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C.     RELATED PARTIES

            During the three-month period and the period from January 15, 2002 (date of formation) through June 30, 2002, the Trust recognized dividend income on the company preferred securities from the LLC of $5,737,572 and $10,518,882, respectively. The Trust also received a dividend payment from the LLC during the three-month period ended June 30, 2002 of $5,737,572.

D.     NEW ACCOUNTING STANDARDS

On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations , and FAS 142, Goodwill and Other Intangible Assets . FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. These intangible assets will be required to be amortized over their useful lives. The adoption of FAS 141 and FAS 142 will have no effect on the financial statem ents of the Trust, since the Trust has no pending business combinations, nor do the unaudited financial statements include any goodwill or other intangible assets.

In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations , which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its present value and the related capitalized charge is depreciated over the useful life of the asset. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of FAS 143 will have no effect on the financial statements of the Trust.

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

In April 2002, the Financial Accounting Standards Board issued FAS 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections . In addition to rescinding the aforementioned statements, FAS 145 also amends FAS 13, Accounting for Leases , to eliminate and inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. FAS 145 was adopted in the second quarter of 2002. The adoption of FAS 145 had no effect on the financial statements of the Trust.

In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Exit or Disposal Activities , which addresses the accounting for costs associated with a disposal activity, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after December 31, 2002. The adoption of FAS 146 will have no effect on the financial statements of the Trust.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED JUNE 30, 2002.

TECO Capital Trust II was formed on November 20, 2000 and issued to the public 17,965,000 of its trust preferred securities as components of equity security units issued by TECO Energy, Inc. and the Trust for an aggregate purchase price of $449,125,000 on January 15, 2002. The proceeds from the issuance were remitted to the LLC in exchange for 17,965,000 company preferred securities for an aggregate purchase price of $449,125,000. TECO Energy, Inc. purchased all of the company common securities of the LLC for an aggregate purchase price of $13,975,000. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy, Inc. in exchange for $463,100,000 aggregate principal amount of 5.11% Junior Subordinated Notes Due 2007 of TECO Energy, Inc., dated January 15, 2002, and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of January 15, 2002, by and between the Company and The Bank of New York, as Trustee, as supplemented by the Sixth Supplemental Indenture, dated as of January 15, 2002.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 5.11% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Distributions accrued on the company preferred securities at June 30, 2002, together with the amounts accrued during the period April 1, 2002 through April 15, 2002 were subsequently distributed by the Trust to the holders of the trust preferred securities.

The equity security units (of which the trust preferred securities are a component) began trading on the New York Stock Exchange on January 16, 2002 under the symbol “TE PRU.”

TECO Energy, Inc. owns all of the company common securities of the LLC, which, unless an event of default has occurred and is continuing with respect to the junior subordinated notes, represent 100 percent of the voting rights in the LLC. The LLC is managed by a board of directors who are designated as “managers” of the LLC within the meaning of Delaware law. The directors will serve until their successors are duly elected and qualified. The directors may appoint officers of the limited liability company from time to time to manage the day-to-day affairs of the limited liability company. All voting rights in the LLC are vested in TECO Energy, Inc. as the sole holder of the company common securities, including the right to elect the board of directors.

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

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002 (File No. 1-8180) and incorporated herein by reference.

99.2	Certification by Chief Executive Officer and Chief Financial Officer.

(b)	Reports on Form 8-K filed during the reporting period

None

SIGNATURE

            Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST II

By: TECO Energy, Inc., as designated signatory
Date: August 13, 2002	/s/ Gordon L. Gillette

Name: Gordon L. Gillette Title: Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 filed on August 13, 2002 (File No. 1-8180) and incorporated herein by reference.

99.2	Certification by Chief Executive Officer and Chief Financial Officer.

14