Form 10-Q
period 2002-09-30
TECO CAPITAL TRUST II
filed 2002-11-14
CIK 1128740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ______.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

The number of shares of the registrant’s common stock outstanding as of October 31, 2002 was 0.

Index to Exhibits Appears on Page 16

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to present fairly the net assets available of TECO Capital Trust II as of September 30, 2002, and the changes in net assets available for the three-month period and the period from January 15, 2002 (date of formation) through September 30, 2002.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the notes on pages 6 through 9 of this report.

TECO CAPITAL TRUST II
STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
September 30, 2002
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
For the three months ended September 30, 2002

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

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II
STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES
(UNAUDITED)
From January 15, 2002 (date of formation) through September 30, 2002

Additions to net assets attributed to:
Company Preferred Security Dividend Income	$16,256,454
Issue of Trust Preferred Securities	449,125,000

465,381,454

Deductions from net assets attributed to:
Accrued Trust Preferred Security Distributions	(16,256,454)
Investment in Company Preferred Securities	(449,125,000)

(465,381,454)

Changes in net assets available for trust activities	—
Net assets available for trust activities:
Beginning of period	—

End of period	$—

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

         As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100% direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at September 30, 2002.

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

C.       RELATED PARTIES

         During the three-month period and the period from January 15, 2002 (date of formation) through September 30, 2002, the Trust recognized dividend income on the company preferred securities from the LLC of $5,737,572 and $16,256,454, respectively. The Trust also received dividend payments from the LLC during the three-month period and the period from January 15, 2002 (date of formation) through September 30, 2002 of $5,737,572 and $11,475,144, respectively.

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

In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Exit or Disposal Activities, which addresses the accounting for costs associated with a disposal activity, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after December 31, 2002. The adoption of FAS 146 will have no effect on the financial statements of the Trust.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED SEPTEMBER 30, 2002.

TECO Capital Trust II was formed on November 20, 2000 and issued to the public 17,965,000 of its trust preferred securities as components of equity security units issued by TECO Energy, Inc. and the Trust for an aggregate purchase price of $449,125,000 on January 15, 2002. The proceeds from the issuance were remitted to the LLC in exchange for 17,965,000 company preferred securities for an aggregate purchase price of $449,125,000. TECO Energy, Inc. purchased all of the company common securities of the LLC for an aggregate purchase price of $13,975,000. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy, Inc. in exchange for $463,100,000 aggregate principal amount of 5.11% Junior Subordinated Notes Due 2007 of TECO Energy, Inc., dated January 15, 2002, and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of August 17, 1998, by and between the Company and The Bank of New York, as Trustee, as supplemented by the Sixth Supplemental Indenture, dated as of January 15, 2002.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 5.11% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Distributions accrued on the company preferred securities at September 30, 2002, together with the amounts accrued during the period October 1, 2002 through October 15, 2002 were subsequently distributed by the Trust to the holders of the trust preferred securities.

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

ITEM 4.

CONTROLS AND PROCEEDURES

(A)	Evaluation of Disclosure Controls and Procedures. TECO Energy, Inc. (the Company) is designated to make compliance filings on behalf of the Trust. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Trust required to be included in the Trust’s reports filed or submitted under the Exchange Act.

(B)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Trust’s internal controls or in other factors that could significantly affect such controls.

PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002 (File No. 1-8180) and incorporated herein by reference.

(b)	Reports on Form 8-K filed during the reporting period

None

SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST II By: TECO Energy, Inc., as designated signatory

Date: November 14, 2002	/s/ GORDON L. GILLETTE

Name: Gordon L. Gillette Title: Principal Financial Officer

CERTIFICATIONS

I, Robert D. Fagan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TECO Capital Trust II

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	*By:	/s/ R. D. FAGAN

R. D. FAGAN Chairman of the Board, President, Director and Chief Executive Officer (Principal Executive Officer) of TECO Energy, Inc.

CERTIFICATIONS

I, Gordon L. Gillette, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TECO Capital Trust II

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	*By:	/s/ G. L. GILLETTE

G. L. GILLETTE Senior Vice President – Finance and Chief Financial Officer (Principal Financial Officer) of TECO Energy, Inc.

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002 (File No. 1-8180) and incorporated herein by reference.