Form 10-K
period 2002-12-31
TECO CAPITAL TRUST II
filed 2003-03-07
CIK 1128740

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the fiscal year ended December 31, 2002.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE	ACT OF 1934

For the transition period from            to            .

Commission File Number 1-08180

TECO CAPITAL TRUST II

(Exact Name of Registrant as Specified in Its Charter)

Delaware	13-4164852
(State of Incorporation or Organization)	(IRS Employer Identification No.)

c/o The Bank of New York 101 Barclay Street, 8th Floor New York, New York	10286
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:     (212) 815-5088

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Trust Preferred Securities	The New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes     ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     ☐ Yes     ☒No

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 28, 2002 was $0.

PART I

ITEM 1.    BUSINESS.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at December 31, 2002.

The fiscal year of the Trust is the calendar year. The LLC pays all fees and expenses related to the Trust.

ITEM 2.    PROPERTIES.

The Trust has no physical property. Its primary assets are the company preferred securities issued by the LLC.

ITEM 3.    LEGAL PROCEEDINGS.

The Trust is not a party to any legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Trust has not issued common equity securities.

ITEM 6.    SELECTED FINANCIAL DATA.

The Trust was established on November 20, 2000 and commenced operations on January 15, 2002.

Total assets at December 31, 2002 amounted to $453,906,310.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE YEAR ENDED DECEMBER 31, 2002.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 5.11% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Distributions accrued on the company preferred securities at December 31, 2002, together with the amounts accrued during the period January 1, 2003 through January 15, 2003 were subsequently distributed by the Trust to the holders of the trust preferred securities.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

On January 15, 2002, the Trust purchased 17,965,000 company preferred securities of the LLC with an annual distribution rate of 5.11% for an aggregate purchase price of $449,125,000. TECO Energy has guaranteed all payments to be made on the company preferred securities. There is no public market for these company preferred securities.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Page No.

Report of Independent Certified Public Accountants	6

Statement of Net Assets Available for Trust Activities, December 31, 2002	7

Statement of Changes in Net Assets Available for Trust Activities	8

Notes to Financial Statements	9-12

All financial statement schedules have been omitted since they are not required, are inapplicable or the required information is presented in the financial statements or notes thereto.

Report of Independent Certified Public Accountants

To the Trustees of the TECO Capital Trust II:

In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the net assets available for trust activities of the TECO Capital Trust II (the “Trust”) at Dec. 31, 2002, and the changes in net assets available for trust activities for the period from Jan. 15, 2002 (date of formation) through Dec. 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Trust’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Tampa, Florida

February 28, 2003

TECO CAPITAL TRUST II

STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

December 31, 2002

Assets
Cash	$—
Company Preferred Security Dividends Receivable	4,781,310
Investment in Company Preferred Securities	449,125,000

Total Assets	453,906,310

Liabilities
Trust Preferred Securities Distributions Payable	4,781,310
Trust Preferred Securities	449,125,000

Total Liabilities	453,906,310

Net assets available for trust activities	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

From January 15, 2002 (date of formation) through December 31, 2002

Additions to net assets attributed to:
Company Preferred Security Dividend Income	$21,994,026
Issue of Trust Preferred Securities	449,125,000

471,119,026

Deductions from net assets attributed to:
Accrued Trust Preferred Security Distributions	(21,994,026)
Investment in Company Preferred Securities	(449,125,000)

(471,119,026)

Changes in net assets available for trust activities	—

Net assets available for trust activities:
Beginning of period	—

End of period	$—

The accompanying notes are an integral part of the financial statements

NOTES TO FINANCIAL STATEMENTS

A.    OVERVIEW

TECO Capital Trust II (the “Trust”) is a statutory business trust that TECO Funding Company II, LLC (the “LLC”), a subsidiary of TECO Energy, Inc. (“TECO Energy”), formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated as of January 15, 2002 by and among the LLC as depositor, The Bank of New York as property trustee, and The Bank of New York (Delaware) as Delaware trustee (the “Trust Agreement”). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. TECO Energy and the Trust issued to the public 17,965,000 mandatorily convertible adjustable conversion-rate equity security units with an annual distribution rate of 9.50%, with an aggregate liquidation amount of $449.1 million on January 15, 2002 for the purpose of acquiring related company preferred securities from the LLC, which in turn purchased a corresponding amount of subordinated notes from TECO Energy. Each equity security unit initially consisted of a contract to purchase shares of common stock of TECO Energy and a trust preferred security of the trust, which was pledged to secure the obligation to purchase the common stock of TECO Energy under the related purchase contracts. At December 31, 2002, the trust preferred securities had a carrying amount of $449,125,000 and an estimated fair market value of $357,503,500. The estimated fair market value was based on quoted market prices.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at December 31, 2002.

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

C.    RELATED PARTIES

During the period from January 15, 2002 (date of formation) through December 31, 2002, the Trust recognized dividend income on the company preferred securities from the LLC of $21,994,026. The Trust also received dividend payments from the LLC during the period from January 15, 2002 (date of formation) through December 31, 2002 of $17,212,716.

D.    NEW ACCOUNTING STANDARDS

On June 30, 2001, the Financial Accounting Standards Board finalized FAS 141, Business Combinations, and FAS 142, Goodwill and Other Intangible Assets. FAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method of accounting. With the adoption of FAS 142 effective Jan. 1, 2002, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test. Under the new rules, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. These intangible assets will be required to be amortized over their useful lives. The adoption of FAS 141 and FAS 142 will have no effect on the financial statements of the Trust, since the Trust has no pending business combinations, nor do the financial statements include any goodwill or other intangible assets.

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

In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others (an interpretation of FAS No. 5, 57, and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. FIN 45’s provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after Dec. 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after Dec. 15, 2002. The adoption of FIN 45 will have no effect on the financial statements of the Trust.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This standard amends FAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the company’s accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after Dec. 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after Dec. 15, 2002. The adoption of FAS 148 will have no effect on the financial statements of the Trust.

In January 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. A legal entity is considered a VIE if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. Certain transition disclosures are required for all financial statements issued after Jan. 31, 2003. The on-going disclosure and consolidation requirements are effective for all interim financial periods beginning after June 15, 2003. The adoption of FIN 46 will have no effect on the financial statements of the Trust.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

The Bank of New York (Delaware), a Delaware banking corporation, acts as the Delaware Trustee, pursuant to the certificate of trust that formed the Trust in November 2000. The Trust has no executive officers or directors.

ITEM 11.    EXECUTIVE COMPENSATION.

Not applicable.

ITEM 12.    SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT.

Not applicable.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Not applicable.

ITEM 14.    CONTROLS AND PROCEDURES.

(A)	Evaluation of Disclosure Controls and Procedures. TECO Energy, Inc. (the Company) is designated to make compliance filings on behalf of the Trust. The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Trust required to be included in the Trust’s reports filed or submitted under the Exchange Act.

(B)	Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Trust’s internal controls or in other factors that could significantly affect such controls.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, REPORTS ON FORM 8-K.

(a)	FINANCIAL STATEMENTS

The financial statements are listed under Item 8 of this report.

(b)	REPORTS ON FORM 8-K

No reports on Form 8-K were filed during the fourth quarter of 2002.

(c)	EXHIBITS

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002.(1)

4.1	Certificate representing Trust Preferred Securities issued by TECO Capital Trust II.(1)

4.2	Amended and Restated Limited Liability Agreement of TECO Funding Company II, LLC.(1)

4.3	Certificate representing Company Preferred Securities issued by TECO Funding Company II, LLC.(1)

4.4	Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee.(2)

4.5	Sixth Supplemental Indenture dated as of January 15, 2002 by and between TECO Energy, Inc. and The Bank of New York.(1)

4.6	Guarantee Agreement dated as of January 15, 2002 by and between TECO Energy, Inc. as Guarantor and The Bank of New York.(1)

4.7	5.11% Junior Subordinated Notes due January 15, 2007.(1)

23.1	Consent of Independent Certified Public Accountants. Filed herewith.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 8 of TECO Energy, Inc.’s Annual Report on Form 10-K. Filed as Item 8 to TECO Energy, Inc.’s Annual Report on Form 10-K filed on March 7, 2003 (File No. 1-08180) and incorporated herein by reference.

(1)	Incorporated by reference to the identically titled exhibit to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002.

(2)	Incorporated by reference to Exhibit 4 to TECO Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST II

By: TECO Energy, Inc., as

designated signatory

Date: March 7, 2003	By:	/s/ GORDON L. GILLETTE
Gordon L. Gillette Principal Financial Officer

CERTIFICATIONS

I, Robert D. Fagan, certify that:

1.	I have reviewed this annual report on Form 10-K of TECO Capital Trust II

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By:	/s/ R. D. FAGAN
R. D. Fagan Chairman of the Board, President, Director and Chief Executive Officer (Principal Executive Officer) of TECO Energy, Inc.

CERTIFICATIONS

I, Gordon L. Gillette, certify that:

1.	I have reviewed this annual report on Form 10-K of TECO Capital Trust II

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;
b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and
c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):
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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 7, 2003	By:	/s/ G. L. GILLETTE
G. L. Gillette Senior Vice President — Finance and Chief Financial Officer (Principal Financial Officer) of TECO Energy, Inc.

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002.(1)

4.1	Certificate representing Trust Preferred Securities issued by TECO Capital Trust II.(1)

4.2	Amended and Restated Limited Liability Agreement of TECO Funding Company II, LLC.(1)

4.3	Certificate representing Company Preferred Securities issued by TECO Funding Company II, LLC.(1)

4.4	Indenture dated as of August 17, 1998 between TECO Energy, Inc. and The Bank of New York, as trustee.(2)

4.5	Sixth Supplemental Indenture dated as of January 15, 2002 by and between TECO Energy, Inc. and The Bank of New York.(1)

4.6	Guarantee Agreement dated as of January 15, 2002 by and between TECO Energy, Inc. as Guarantor and The Bank of New York.(1)

4.7	5.11% Junior Subordinated Notes due January 15, 2007.(1)

23.1	Consent of Independent Certified Public Accountants. Filed herewith.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 8 of TECO Energy, Inc.’s Annual Report on Form 10-K. Filed as Item 8 to TECO Energy, Inc.’s Annual Report on Form 10-K filed on March 7, 2003 (File No. 1-08180) and incorporated herein by reference.

(1)	Incorporated by reference to the identically titled exhibit to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002.

(2)	Incorporated by reference to Exhibit 4 to TECO Energy, Inc.’s Amendment No. 1 to Registration Statement on Form S-3 (No. 333-60819) filed with the Commission on August 24, 1998.