Form 10-Q
period 2003-03-31
TECO CAPITAL TRUST II
filed 2003-05-15
CIK 1128740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003.

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

Indicate by ☑ mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑  Yes  ☐  No

Indicate by ☑ mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ☑  No

Index to Exhibits appears on page 15

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to present fairly the net assets available of TECO Capital Trust II as of March 31, 2003 and December 31, 2002, and the changes in net assets available for the three month periods ended March 31, 2003 and 2002.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust II Annual Report on Form 10-K for the year ended December 31, 2002 and to the notes on pages 5 through 8 of this report.

TECO CAPITAL TRUST II

STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	March 31, 2003	Dec. 31, 2002
Assets
Cash	$—	$—
Company Preferred Security Dividends Receivable	4,781,310	4,781,310
Investment in Company Preferred Securities	449,125,000	449,125,000

Total Assets	$453,906,310	$453,906,310

Liabilities
Trust Preferred Securities Distributions Payable	$4,781,310	$4,781,310
Trust Preferred Securities	449,125,000	449,125,000

Total Liabilities	$453,906,310	$453,906,310

Net assets available for trust activities	$—	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended March 31,
	2002	2003
Additions to net assets attributed to:
Company Preferred Security Dividend Income	$5,737,572	$4,781,310
Issue of Trust Preferred Securities	—	449,125,000

	5,737,572	453,906,310

Deductions from net assets attributed to:
Accrued Trust Preferred Security Distributions	(5,737,572)	(4,781,310)
Investment in Company Preferred Securities	—	(449,125,000)

	(5,737,572)	(453,906,310)

Changes in net assets available for trust activities	—	—
Net assets available for trust activities:
Beginning of period	—	—

End of period	$—	$—

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at March 31, 2003.

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

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and is not taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C. RELATED PARTIES

During the three-month period ended March 31, 2003, the Trust recognized dividend income on the company preferred securities from the LLC of $5,737,572. From January 15, 2002 (date of formation) through March 31, 2002, the Trust recognized dividend income on the company preferred securities from the LLC of $4,781,310. The Trust also received dividend payments from the LLC during the three-month period ended March 31, 2003 of $5,737,572.

D. NEW ACCOUNTING STANDARDS

In July 2001, the Financial Accounting Standards Board finalized FAS 143, Accounting for Asset Retirement Obligations, which requires the recognition of a liability for an asset retirement obligation in the period in which it is incurred. Retirement obligations associated with long-lived assets included within the scope of FAS 143 are those for which there is a legal obligation to settle under existing or enacted law, statute, written or oral contract, or by legal construction under the doctrine of promissory estoppel. Retirement obligations are included in the scope of the standard only if the legal obligation exists in connection with or as a result of the permanent retirement, abandonment or sale of a long-lived asset. When the liability is initially recorded, the carrying amount of the related long-lived asset is correspondingly increased. Over time, the liability is accreted to its future value. The corresponding amount capitalized at inception is depreciated over the useful life of the asset. The liability must be revalued each period based on current market prices. FAS 143 is effective for fiscal years beginning after June 15, 2002. The adoption of FAS 143 had no effect on the financial statements of the Trust.

In July 2002, the Financial Accounting Standards Board issued FAS 146, Accounting for Exit or Disposal Activities, which addresses the accounting for costs under certain circumstances, including costs to terminate a contract that is not a capital lease, costs to consolidate facilities or relocate employees, and termination benefits provided to employees that are involuntarily terminated under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred compensation contract. FAS 146 is effective for disposal activities initiated after Dec. 31, 2002. The adoption of FAS 146 had no effect on the financial statements of the Trust.

In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of others (an interpretation of FAS No. 5, 57, and 107 and rescission of FAS Interpretation No. 34), which modifies the accounting and enhances the disclosure of certain types of guarantees. FIN 45 requires that upon issuance of certain guarantees, the guarantor must recognize a liability for the fair value of the obligation it assumes under the guarantee. The provisions for the initial recognition and measurement are to be applied to guarantees issued or modified after Dec. 31, 2002. The disclosure requirements are effective for financial statements of annual periods that end after Dec. 15, 2002. The adoption of FIN 45 had no effect on the financial statements of the Trust.

In December 2002, the FASB issued FAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. This standard amends FAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for companies that voluntarily change to the fair value based method of accounting for stock-based employee compensation. It also requires prominent disclosure about the effects on reported net income of the company’s accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial statements. The transition provisions and annual disclosure requirements are effective for all fiscal years ending after Dec. 15, 2002, while the interim period disclosure requirements are effective for all interim periods beginning after Dec. 15, 2002. The adoption of FAS 148 had no effect on the financial statements of the Trust.

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

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED MARCH 31, 2003.

TECO Capital Trust II was formed on November 20, 2000 and issued to the public 17,965,000 of its trust preferred securities as components of equity security units issued by TECO Energy, Inc. and the Trust for an aggregate purchase price of $449,125,000 on January 15, 2002. The proceeds from the issuance were remitted to TECO Funding Company II, LLC (the “LLC”) in exchange for 17,965,000 company preferred securities for an aggregate purchase price of $449,125,000. TECO Energy, Inc. purchased all of the company common securities of the LLC for an aggregate purchase price of $13,975,000. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy, Inc. in exchange for $463,100,000 aggregate principal amount of 5.11% Junior Subordinated Notes Due 2007 of TECO Energy, Inc., dated January 15, 2002, and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of August 17, 1998, by and between the Company and The Bank of New York, as Trustee, as supplemented by the Sixth Supplemental Indenture, dated as of January 15, 2002.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 5.11% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Distributions accrued on the company preferred securities at March 31, 2003, together with the amounts accrued during the period April 1, 2003 through April 15, 2003 were subsequently distributed by the Trust to the holders of the trust preferred securities.

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

In April 2003, Moody’s Investor Services, Inc. and Fitch Ratings Service downgraded TECO Energy Inc’s senior unsecured debt to Ba1 and BB+, respectively, and the Trust Preferred

Securities to Ba2 and BB, respectively. It is not anticipated that these downgrades will have any effect on the Trust’s ability to make distributions on the Trust Preferred Securities.

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

99.1

The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 14, 2003 (File No. 1-8180) and incorporated herein by reference.

99.2	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

(b)	Reports on Form 8-K filed during the reporting period

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST II By: TECO Energy, Inc., as designated signatory

Date: May 14, 2003	By:	/s/ GORDON L. GILLETTE
Gordon L. Gillette
Principal Financial Officer

CERTIFICATIONS

I, Robert D. Fagan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TECO Capital Trust II;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ R. D. FAGAN
R. D. FAGAN
Chairman of the Board, President,
Director and Chief Executive Officer
(Principal Executive Officer)
of TECO Energy, Inc.

CERTIFICATIONS

I, Gordon L. Gillette, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of TECO Capital Trust II;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 14, 2003	/s/ G. L. GILLETTE
G. L. GILLETTE
Senior Vice President – Finance
and Chief Financial Officer
(Principal Financial Officer)
of TECO Energy, Inc.

EXHIBIT INDEX

3

Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

99.1

The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2003 filed on May 14, 2003 (File No. 1-8180) and incorporated herein by reference.

99.2	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.