Form 10-Q
period 2004-03-31
TECO CAPITAL TRUST II
filed 2004-05-17
CIK 1128740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004.

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

Indicate by ✓ mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ✓ Yes  ☐ No

Indicate by ✓ mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  ☐  Yes  ✓ No

Index to Exhibits appears on page 12

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to present fairly the net assets available for trust activities of TECO Capital Trust II as of March 31, 2004 and December 31, 2003, and the changes in net assets available for trust activities for the three-month periods ended March 31, 2004 and 2003.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust II Annual Report on Form 10-K for the year ended December 31, 2003 and to the notes on pages 5 through 7 of this report.

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	March 31, 2004	Dec. 31, 2003
Assets
Cash	$3,598	$—
Interest Receivable – Jr. Subordinated Debt	4,930,085	—
Dividends Receivable – Co. Preferred Securities	—	4,781,310
Investment in Jr. Subordinated Debt Securities	463,100,000	—
Investment in Company Preferred Securities	—	449,125,000

Total Assets	468,033,683	453,906,310

Liabilities
Trust Preferred Securities Dividends Payable	4,781,310	4,781,310
Minority Interest Dividends Payable	148,775	—
Trust Preferred Securities	449,125,000	449,125,000
Minority Interest	13,975,000	—

Total Liabilities	468,030,085	453,906,310

Net assets available for trust activities	$3,598	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended March 31,
	2004	2003
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$5,916,103	$—
Company Preferred Securities Dividend Income	—	5,737,572
Interest Income – Money Market Fund	263	—

	5,916,366	5,737,572

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(5,737,572)	(5,737,572)
Minority Interest Dividends	(178,531)	—
Administrative and General Expenses	(8,776)	—

	(5,924,879)	(5,737,572)

Cumulative Effect of Change in Accounting Principle	12,111	—
Changes in net assets available for trust activities	3,598	—
Net assets available for trust activities:

Beginning of period	—	—

End of period	$3,598	—

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

Each trust preferred security has a stated liquidation amount of $25, on which distributions are payable at the rate of 5.11% per year on a quarterly basis, in arrears, through October 15, 2004. Under the terms of the equity security units, in order to provide holders of equity security units comprised of trust preferred security and a purchase contract (each a “normal unit”) with the necessary collateral to be applied in the settlement of their purchase contracts, a remarketing agent will sell the trust preferred securities of the holders of normal units, other than those electing not to participate in the remarketing, and the remarketing agent will use the proceeds to purchase treasury securities, which the participating normal unitholders will pledge to secure their obligations under the related purchase contracts. Holders of trust preferred securities who have substituted collateral for the trust preferred securities that were part of the normal units and hold the trust preferred securities separately may also elect to participate in the remarketing. Under the terms of the equity security units (of which the trust preferred securities are a component), in order to facilitate the remarketing of the trust preferred securities, the remarketing agent will reset the rate of distribution on the trust preferred securities, and on the company preferred securities, for the quarterly payments payable on and after January 15, 2005.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at March 31, 2004.

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

On January 17, 2003, the FASB issued FIN 46, Consolidation of Variable Interest Entities, an interpretation of ARB No. 51, which imposes a new approach in determining if a reporting entity should consolidate certain legal entities, including partnerships, limited liability companies, or trusts, among others, collectively defined as variable interest entities or VIEs. On December 24, 2003, the FASB published a revision to FIN 46 (FIN 46R), to clarify some of the provisions of FIN 46 and exempt certain legal entities from its requirements.

Under FIN 46R, a legal entity is considered a VIE, with some exemptions if specific criteria are met, if it does not have sufficient equity at risk to finance its own activities without relying on financial support from other parties. Additional criteria must be applied to determine if this condition is met or if the equity holders, as a group, lack any one of three stipulated characteristics of a controlling financial interest. If the legal entity is a VIE, then the reporting entity determined to be the primary beneficiary of the VIE must consolidate it. Even if a reporting entity is not obligated to consolidate a VIE, then certain disclosures must be made about the VIE if the reporting entity has a significant variable interest. The Trust adopted the provisions of FIN 46R as of January 1, 2004.

In November 2000, TECO Energy established TECO Funding Company II, LLC (the LLC). This limited-liability company is a wholly-owned subsidiary of TECO Energy. This LLC sold preferred securities to Capital Trust II. The LLC used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of March 31, 2004 and for the period ended March 31, 2004, the financial statements of the Trust include the consolidated net asset and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The financials statements of the Trust of December 31, 2003 and for the period ended March 31, 2003 have not been restated to reflect the consolidation of the LLC. The cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and is not taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C. RELATED PARTIES

During the three-month period ended March 31, 2004, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $5,916,103. The LLC also paid dividends on the company common securities of $178,531 to TECO Energy during the three-month period ended March 31, 2004. TECO Energy is the sole minority interest shareholder, as discussed in Note B.

During the three-month period ended March 31, 2003, the Trust recognized dividend income on the company preferred securities from the LLC of $5,737,572. The Trust also received dividend payments from the LLC during the three-month period ended March 31, 2003 of $5,737,572.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED MARCH 31, 2004.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 5.11% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year in the amount of $5,737,572. Distributions accrued on the company preferred securities at March 31, 2004, together with the amounts accrued during the period April 1, 2004 through April 15, 2004 were subsequently distributed by the Trust to the holders of the trust preferred securities.

Under the terms of the equity security units (of which the trust preferred securities are a component), unless the holder elects not to participate, the trust preferred securities are to be sold in a remarketing on October 15, 2004. The annual distribution rate on the trust preferred securities to be remarketed is to be reset to a rate designed to produce proceeds from the remarketing at least sufficient to fund the holders’ share purchase obligations. TECO Energy is currently evaluating financing alternatives with respect to the equity security units generally and, in particular, with respect to the remarketing of the trust preferred securities. These alternatives may include reducing the amount of trust preferred securities remarketed through exchange offers or other arrangements with holders of the equity security units.

The equity security units began trading on the New York Stock Exchange on January 16, 2002 under the symbol “TE PRU.”

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

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the common preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy, Inc. Accordingly, an evaluation of TECO Energy, Inc.’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, Inc., including financial statements and other financial information, included in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, its Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 15, 2002, the LLC purchased junior subordinated notes from TECO Energy with an annual interest rate of 5.11% for an aggregate purchase price of $463,100,000 and issued company common securities to TECO Energy in an aggregate amount of $13,975,000. TECO Energy has guaranteed all payments to be made on the company preferred securities. There is no public market for these company preferred securities, the junior subordinated notes or the company common securities.

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

The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

(b)	Reports on Form 8-K filed during the reporting period

None

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST II
	By:	TECO Energy, Inc., as designated signatory

Date: May 17, 2004	By:	/s/ Gordon L. Gillette

	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004 filed on May 7, 2004 (File No. 1-8180) and incorporated herein by reference.