Form 10-Q
period 2004-06-30
TECO CAPITAL TRUST II
filed 2004-08-13
CIK 1128740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004.

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

Index to Exhibits appears on page 13

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to present fairly the net assets available for trust activities of TECO Capital Trust II as of June 30, 2004 and December 31, 2003, and the changes in net assets available for trust activities for the three-month and six-month periods ended June 30, 2004 and 2003.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust II Annual Report on Form 10-K for the year ended December 31, 2003 and to the notes on pages 6 through 8 of this report.

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	June 30, 2004	Dec. 31, 2003
Assets
Cash	$4,107	$—
Interest Receivable – Jr. Subordinated Debt	4,930,085	—
Dividends Receivable – Co. Preferred Securities	—	4,781,310
Investment in Jr. Subordinated Debt Securities	463,100,000	—
Investment in Company Preferred Securities	—	449,125,000

Total Assets	468,034,192	453,906,310

Liabilities
Trust Preferred Securities Dividends Payable	4,781,310	4,781,310
Minority Interest Dividends Payable	148,775	—
Trust Preferred Securities	449,125,000	449,125,000
Minority Interest	13,975,000	—

Total Liabilities	468,030,085	453,906,310

Net assets available for trust activities	$4,107	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended June 30,
	2004	2003
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$5,916,102	$—
Company Preferred Securities Dividend Income	—	5,737,572
Interest Income – Money Market Fund	1,284	—

	5,917,386	5,737,572

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(5,737,572)	(5,737,572)
Minority Interest Dividends	(178,530)	—
Administrative and General Expenses	(775)	—

	(5,916,877)	(5,737,572)

Changes in net assets available for trust activities	509	—
Net assets available for trust activities:
Beginning of period	3,598	—

End of period	$4,107	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the six months ended June 30,
	2004	2003
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$11,832,205	$—
Company Preferred Securities Dividend Income	—	11,475,144
Interest Income – Money Market Fund	1,547	—

	11,833,752	11,475,144

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(11,475,144)	(11,475,144)
Minority Interest Dividends	(357,061)	—
Administrative and General Expenses	(9,551)	—

	(11,841,756)	(11,475,144)

Changes in net assets available for trust activities	(8,004)	—
Cumulative Effect of Change in Accounting Principle	12,111	—
Net assets available for trust activities:
Beginning of period	—	—

End of period	$4,107	$—

The accompanying notes are an integral part of the financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

A. OVERVIEW

TECO Capital Trust II (the “Trust”) is a statutory business trust that TECO Funding Company II, LLC (the “LLC”), a subsidiary of TECO Energy, Inc. (“TECO Energy”), formed under Delaware law on November 20, 2000 pursuant to a certificate of trust filed with the Delaware Secretary of State. The Trust is governed by an Amended and Restated Trust Agreement dated as of January 15, 2002 by and among the LLC as depositor, The Bank of New York as property trustee, and The Bank of New York (Delaware) as Delaware trustee (the “Trust Agreement”). The Trust Agreement is qualified as an indenture under the Trust Indenture Act of 1939. TECO Energy and the Trust issued to the public 17,965,000 adjustable conversion-rate equity security units with an annual distribution rate of 9.50%, with an aggregate liquidation amount of $449.1 million on January 15, 2002 for the purpose of acquiring related company preferred securities from the LLC, which in turn purchased a corresponding amount of subordinated notes from TECO Energy. Each equity security unit initially consisted of a contract to purchase shares of common stock of TECO Energy and a trust preferred security of the trust, which was pledged to secure the obligation to purchase the common stock of TECO Energy under the related purchase contracts.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at June 30, 2004.

Please see note D, Subsequent Event, regarding a registered offer to exchange the outstanding 9.5% adjustable conversion-rate equity security units for cash and TECO Energy stock.

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

In November 2000, TECO Energy established TECO Funding Company II, LLC (the LLC). This limited-liability company is a wholly-owned subsidiary of TECO Energy. This LLC sold preferred securities to Capital Trust II. The LLC used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The financial statements of the Trust as of December 31, 2003 and for the three-month and six-month periods ended June 30, 2003 have not been restated to reflect the consolidation of the LLC. The cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and is not taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C. RELATED PARTIES

During the three-month and six-month periods ended June 30, 2004, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $5,916,102 and $11,832,205, respectively. The LLC also paid dividends on the company common securities of $178,530 and $357,061 to TECO Energy during the three-month and six-month periods ended June 30, 2004, respectively. TECO Energy is the sole minority interest shareholder, as discussed in Note B.

During the three-month and six-month periods ended June 30, 2003, the Trust recognized dividend income on the company preferred securities from the LLC of $5,737,572 and $11,475,144, respectively. The Trust also received dividend payments from the LLC during the three-month and six-month periods ended June 30, 2003 of $5,737,572 and $11,475,144, respectively.

D. SUBSEQUENT EVENT

On July 28, 2004 TECO Energy commenced a registered offer to exchange the outstanding 9.5% adjustable conversion-rate equity security units for cash and TECO Energy stock. Participating holders of normal units would receive 0.9509 shares of common stock and $1.39 for each unit tendered for exchange.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED JUNE 30, 2004.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 5.11% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year in the amount of $5,737,572. Distributions accrued on the company preferred securities at June 30, 2004, together with the amounts accrued during the period July 1, 2004 through July 15, 2004 were subsequently distributed by the Trust to the holders of the trust preferred securities.

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

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the common preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy, Inc. Accordingly, an evaluation of TECO Energy, Inc.’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, Inc., including financial statements and other financial information, included in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended by its Annual Report on Form 10-K/A filed on May 12, 2004, its Quarterly Report on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004 and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

On July 28, 2004 TECO Energy, Inc. commenced a registered offer to exchange outstanding equity security units for stock and cash. Investors electing to participate would receive, in exchange for each normal unit, 0.9509 shares of TECO Energy, Inc. common stock and $1.39 in cash. The trust preferred securities tendered in the exchange will no longer be outstanding. A more complete description of TECO Energy, Inc.’s offer to exchange is included in TECO Energy, Inc.’s Registration Statement on Form S-4 (Registration No. 333-117701) as filed with the Securities and Exchange Commission on July 28, 2004, a copy of which can be obtained as described above.

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

ITEM 4.

CONTROLS AND PROCEEDURES

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy, Inc. (the Company) is designated to make compliance filings on behalf of the Trust. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures are effective and designed to ensure that the information relating to the Trust required to be disclosed in the Trust’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no change in the Trust’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Trust’s internal control that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

ITEM 6.

EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

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

TECO CAPITAL TRUST II
	By:	TECO Energy, Inc.,
as designated signatory

Date: August 13, 2004	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 filed on August 6, 2004 (File No. 1-8180) and incorporated herein by reference.