Form 10-Q
period 2004-09-30
TECO CAPITAL TRUST II
filed 2004-11-15
CIK 1128740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004.

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

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to present fairly the net assets available for trust activities of TECO Capital Trust II as of September 30, 2004 and December 31, 2003, and the changes in net assets available for trust activities for the three-month and nine-month periods ended September 30, 2004 and 2003. The changes in net assets for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2004.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust II Annual Report on Form 10-K for the year ended December 31, 2003 and to the notes on pages 6 through 8 of this report.

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	Sept. 30, 2004	Dec. 31, 2003
Assets
Cash	$3,412	$—
Interest Receivable – Jr. Subordinated Debt	2,067,401	—
Dividends Receivable – Co. Preferred Securities	—	4,781,310
Investment in Jr. Subordinated Debt Securities	194,198,175	—
Investment in Company Preferred Securities	—	449,125,000

Total Assets	196,268,988	453,906,310

Liabilities
Trust Preferred Securities Dividends Payable	1,918,626	4,781,310
Minority Interest Dividends Payable	148,775	—
Trust Preferred Securities	180,223,175	449,125,000
Minority Interest	13,975,000	—

Total Liabilities	196,265,576	453,906,310

Net assets available for trust activities	$3,412	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended Sept. 30,
	2004	2003
Additions to net assets attributed to:
Trust Preferred Securities – Early Settlement	$268,901,825	$—
Jr. Subordinated Debt Securities Interest Income	3,053,419	—
Company Preferred Securities Dividend Income	—	5,737,572
Interest Income – Money Market Fund	482	—

	271,955,726	5,737,572

Deductions from net assets attributed to:
Investment in Jr. Subordinated Debt Securities	(268,901,825)	—
Trust Preferred Securities Dividends	(2,874,888)	(5,737,572)
Minority Interest Dividends	(178,531)	—
Administrative and General Expenses	(1,177)	—

	(271,956,421)	(5,737,572)

Changes in net assets available for trust activities	(695)	—
Net assets available for trust activities:
Beginning of period	4,107	—

End of period	$3,412	$—

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the nine months ended Sept. 30,
	2004	2003
Additions to net assets attributed to:
Trust Preferred Securities – Early Settlement	$268,901,825	$—
Jr. Subordinated Debt Securities Interest Income	14,885,624	—
Company Preferred Securities Dividend Income	—	17,212,716
Interest Income – Money Market Fund	2,029	—

	283,789,478	17,212,716

Deductions from net assets attributed to:
Investment in Jr. Subordinated Debt Securities	(268,901,825)	—
Trust Preferred Securities Dividends	(14,350,032)	(17,212,716)
Minority Interest Dividends	(535,592)	—
Administrative and General Expenses	(10,728)	—

	(283,798,177)	(17,212,716)

Changes in net assets available for trust activities	(8,699)	—
Cumulative Effect of Change in Accounting Principle	12,111	—
Net assets available for trust activities:
Beginning of period	—	—

End of period	$3,412	$—

The accompanying notes are an integral part of the financial statements

NOTES TO UNAUDITED FINANCIAL STATEMENTS

A.	OVERVIEW

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

In August 2004, TECO Energy completed the early settlement offer to exchange up to 17,865,000 of its previously outstanding 17,965,000 equity security units for 0.9509 shares of TECO Energy common stock plus $1.39 in cash for each validly tendered and accepted normal unit. The early settlement offer expired at midnight, New York City time, on August 24, 2004, and TECO Energy accepted all of the 10,756,073 equity security units in the form of normal units tendered as of the expiration of the early settlement offer, or approximately 60.2% of the 17,865,000 normal units for which TECO Energy offered early settlement of the purchase contracts included therein. In accordance with the terms of the early settlement offer, TECO Energy exchanged an aggregate of 10,227,746 shares of TECO Energy common stock and $14.9 million in cash, including cash paid in lieu of fractional shares, for the tendered equity security units. As of September 30, 2004, there were 7,208,927 of equity security units outstanding.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at September 30, 2004.

Please see note D, Subsequent Event, regarding the remarketing of a portion of the trust preferred securities on October 12, 2004.

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

In November 2000, TECO Energy established TECO Funding Company II, LLC (the LLC). This limited-liability company is a wholly-owned subsidiary of TECO Energy. This LLC sold preferred securities to Capital Trust II. The LLC used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The financial statements of the Trust as of December 31, 2003 and for the three-month and nine-month periods ended September 30, 2003 have not been restated to reflect the consolidation of the LLC. The cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and is not taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C.	RELATED PARTIES

During the three-month and nine-month periods ended September 30, 2004, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $3,053,419 and $14,885,624, respectively. The LLC also paid dividends on the company common securities of $178,531 and $535,592 to TECO Energy during the three-month and nine-month periods ended September 30, 2004, respectively. TECO Energy is the sole minority interest shareholder, as discussed in Note B.

During the three-month and nine-month periods ended September 30, 2003, the Trust recognized dividend income on the company preferred securities from the LLC of $5,737,572 and $17,212,716, respectively. The Trust also received dividend payments from the LLC during the three-month and nine-month periods ended September 30, 2003 of $5,737,572 and $17,212,716, respectively.

D.	SUBSEQUENT EVENT

On October 12, 2004, $162.7 million aggregate stated liquidation amount of the Trust’s trust preferred securities out of a total $180.2 million aggregate stated liquidation amount of such trust preferred securities outstanding were remarketed, and the distribution rate on the trust preferred securities was reset in connection with the remarketing to 5.934% per annum, payable quarterly, effective on and after October 16, 2004. At the closing of the remarketing on October 15, 2004, TECO Energy purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. TECO Energy has retired the trust preferred securities it purchased and, as a result, the LLC’s investment in the junior subordinated notes was reduced to $71.5 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED SEPTEMBER 30, 2004.

TECO Capital Trust II was formed on November 20, 2000 and issued to the public 17,965,000 of its trust preferred securities as components of equity security units issued by TECO Energy, Inc. (“TECO Energy”) and the Trust for an aggregate purchase price of $449,125,000 on January 15, 2002. The proceeds from the issuance were remitted to TECO Funding Company II, LLC (the “LLC”) in exchange for 17,965,000 company preferred securities for an aggregate purchase price of $449,125,000. TECO Energy, Inc. purchased all of the company common securities of the LLC for an aggregate purchase price of $13,975,000. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy, Inc. in exchange for $463,100,000 aggregate principal amount of 5.11% Junior Subordinated Notes Due 2007 of TECO Energy, Inc., dated January 15, 2002, and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of August 17, 1998, by and between the Company and The Bank of New York, as Trustee, as supplemented by the Sixth Supplemental Indenture, dated as of January 15, 2002.

In August 2004, TECO Energy completed the early settlement offer to exchange up to 17,865,000 of its previously outstanding 17,965,000 equity security units for 0.9509 shares of TECO Energy common stock plus $1.39 in cash for each validly tendered and accepted normal unit. The early settlement offer expired at midnight, New York City time, on August 24, 2004, and TECO Energy accepted all of the 10,756,073 equity security units in the form of normal units tendered as of the expiration of the early settlement offer, or approximately 60.2% of the 17,865,000 normal units for which TECO Energy offered early settlement of the purchase contracts included therein. In accordance with the terms of the early settlement offer, TECO Energy exchanged an aggregate of 10,227,746 shares of TECO Energy common stock and $14.9 million in cash, including cash paid in lieu of fractional shares, for the tendered equity security units. As of September 30, 2004, there were 7,208,927 of equity security units outstanding.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at the annual rate of 5.11% of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year in the amount of $5,737,572. Distributions accrued on the company preferred securities at September 30, 2004, together with the amounts accrued during the period October 1, 2004 through October 15, 2004 were subsequently distributed by the Trust to the holders of the trust preferred securities.

Under the terms of the equity security units (of which the trust preferred securities are a component), unless the holder elects not to participate, the trust preferred securities are to be sold in a remarketing on October 15, 2004. The annual distribution rate on the trust preferred securities to be remarketed is to be reset to a rate designed to produce proceeds from the remarketing at least sufficient to fund the holders’ share purchase obligations. Please see details at the end of this section.

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

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the common preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy, Inc. Accordingly, an evaluation of TECO Energy, Inc.’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, Inc., including financial statements and other financial information, included in TECO Energy, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2003, as amended by its Annual Report on Form 10-K/A filed on May 12, 2004, its Quarterly Report on Form 10-Q for the quarters ended March 31, 2004, June 30, 2004 and September 30, 2004 and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

On October 12, 2004, $162.7 million aggregate stated liquidation amount of the Trust’s trust preferred securities out of a total $180.2 million aggregate stated liquidation amount of such trust preferred securities outstanding were remarketed, and the distribution rate on the trust preferred securities was reset in connection with the remarketing to 5.934% per annum, payable quarterly, effective on and after October 16, 2004. At the closing of the remarketing on October 15, 2004, TECO Energy purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. TECO Energy has retired the trust preferred securities it purchased and, as a result, the LLC’s investment in the junior subordinated notes was reduced to $71.5 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 15, 2002, the LLC purchased junior subordinated notes from TECO Energy with an annual interest rate of 5.11% for an aggregate purchase price of $463,100,000 and issued company common securities to TECO Energy in an aggregate amount of $13,975,000. In August 2004, TECO Energy completed an early settlement offer for the equity security units, as a result of which the LLC’s investment in the junior subordinated notes was reduced to $194,198,175. TECO Energy has guaranteed all payments to be made on the company preferred securities. There is no public market for these company preferred securities, the junior subordinated notes or the company common securities.

ITEM 4.	CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures. TECO Energy, Inc. (the Company) is designated to make compliance filings on behalf of the Trust. The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures are effective and designed to ensure that the information relating to the Trust required to be disclosed in the Trust’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the requisite time periods.

(b)	Changes in Internal Controls. There was no change in the Trust’s internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of the Trust’s internal control that occurred during the Trust’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, such controls.

PART II. OTHER INFORMATION

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Set forth below is a table showing amounts of equity security units of TECO Energy deemed repurchased by TECO Energy.

	(a) Total Number of Shares (or Units) Purchased (1)	(b) Average Price Paid per Share (or Unit) (1)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1, 2004 – July 31, 2004	—	—	—	—
Aug. 1, 2004 – Aug. 31, 2004	10,756,073	—	—	—
Sep. 1, 2004 – Sep. 30, 2004	—	—	—	—

Total 3rd Quarter 2004	—	—	—	—

Total Year-to-Date 2004	10,756,073	—	—	—

(1)	These units were not repurchased through a publicly announced plan or program but rather were acquired through the company’s early settlement offer in August 2004. TECO Energy offered to exchange 0.9509 shares of TECO Energy common stock plus $1.39 in cash for each validly tendered and accepted equity security unit in the form of a normal unit. At the closing of the early settlement offer, TECO Energy issued an aggregate of approximately 10,227,746 shares of common stock and $14.9 million in cash, including cash paid in lieu of fractional shares, for the tendered normal units. See the discussion of the early settlement offer in Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Quarter Ended September 30, 2004.

ITEM 6.	EXHIBITS

The exhibits filed as part of this Form 10-Q are listed on the Exhibit Index immediately preceding such Exhibits. The Exhibit Index is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TECO CAPITAL TRUST II
By: TECO Energy, Inc.,
as designated signatory

Date: November 15, 2004	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350.

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004 (File No. 1-8180) and incorporated herein by reference.