Form 10-Q
period 2005-06-30
TECO CAPITAL TRUST II
filed 2005-08-12
CIK 1128740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005.

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

Index to Exhibits appears on page 14

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited financial statements include all adjustments that are of a recurring nature and necessary to fairly state the net assets available for trust activities of TECO Capital Trust II as of June 30, 2005 and December 31, 2004, and the changes in net assets available for trust activities for the three-month and six-month periods ended June 30, 2005 and 2004. The changes in net assets for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2005.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust II Annual Report on Form 10-K for the year ended December 31, 2004 and to the notes on pages 6 through 8 of this report.

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	June 30, 2005	Dec. 31, 2004
Assets
Cash	$5,793	$9,657
Interest Receivable – Jr. Subordinated Debt	883,610	883,610
Investment in Jr. Subordinated Debt Securities	71,475,000	71,475,000

Total Assets	72,364,403	72,368,267

Liabilities
Trust Preferred Securities Dividends Payable	710,844	710,844
Minority Interest Dividends Payable	172,766	172,766
Trust Preferred Securities	57,500,000	57,500,000
Minority Interest	13,975,000	13,975,000

Total Liabilities	72,358,610	72,358,610

Net assets available for trust activities	$5,793	$9,657

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended June 30,
	2005	2004
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$1,060,331	$5,916,102
Interest Income – Money Market Fund	248	1,284

	1,060,579	5,917,386

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(853,012)	(5,737,572)
Minority Interest Dividends	(207,319)	(178,530)
Administrative and General Expenses	(2,149)	(775)

	(1,062,480)	(5,916,877)

Changes in net assets available for trust activities	(1,901)	509
Net assets available for trust activities:
Beginning of period	7,694	3,598

End of period	$5,793	$4,107

The accompanying notes are an integral part of the financial statements

TECO CAPITAL TRUST II

CONSOLIDATED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the six months ended June 30,
	2005	2004
Additions to net assets attributed to:
Jr. Subordinated Debt Securities Interest Income	$2,120,663	$11,832,205
Interest Income – Money Market Fund	902	1,547

	2,121,565	11,833,752

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(1,706,025)	(11,475,144)
Minority Interest Dividends	(414,638)	(357,061)
Administrative and General Expenses	(4,766)	(9,551)

	(2,125,429)	(11,841,756)

Changes in net assets available for trust activities	(3,864)	(8,004)
Cumulative Effect of Change in Accounting Principle	—	12,111

Net assets available for trust activities:
Beginning of period	9,657	—

End of period	$5,793	$4,107

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

The cumulative cash distributions are subject to certain deferral provisions. TECO Energy can defer interest payments on the underlying subordinated notes for up to five years, but not beyond the maturity date on the subordinated notes of January 15, 2007. If TECO Energy defers interest payments on the subordinated notes, the Trust will defer distributions on the trust preferred securities. During any deferral period, distributions on the trust preferred securities will continue to accumulate quarterly at the annual reset rate of 5.934% of the stated liquidation amount.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at June 30, 2005.

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

In November 2000, TECO Energy established TECO Funding Company II, LLC (the LLC). This limited-liability company is a wholly-owned subsidiary of TECO Energy. This LLC sold preferred securities to Capital Trust II. The LLC used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of June 30, 2005 and December 31, 2004 and for the three-month and six-month periods ended June 30, 2005 and 2004, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The net cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and is not taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C. RELATED PARTIES

During the three-month periods ended June 30, 2005 and 2004, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $1,060,331 and $5,916,102, respectively. The LLC also paid dividends on the company common securities of $207,319 and $178,530 to TECO Energy during the three-month periods ended June 30, 2005 and 2004, respectively. TECO Energy is the sole minority interest shareholder, as discussed in Note B.

During the six-month periods ended June 30, 2005 and 2004, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $2,120,663 and $11,832,205, respectively. The LLC also paid dividends on the company common securities of $414,638 and $357,061 to TECO Energy during the six-month periods ended June 30, 2005 and 2004, respectively.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION FOR THE QUARTER ENDED JUNE 30, 2005.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at an annual rate, which was 5.11% through October 15, 2004 and, as a result of the remarketing, is now 5.934%, of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Distributions accrued on the company preferred securities at June 30, 2005, together with the amounts accrued during the period July 1, 2005 through July 15, 2005 were subsequently distributed by the Trust to the holders of the trust preferred securities.

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

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the common preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy, Inc. Accordingly, an evaluation of TECO Energy, Inc.’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, Inc., including financial statements and other financial information, included in TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, and its Current Report on Form 8-K dated May 23, 2005 as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

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

TECO CAPITAL TRUST II
	By:	TECO Energy, Inc.,
as designated signatory

Date: August 12, 2005	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. of Periodic Financial Report Pursuant to 18 U.S.C. Section 1350. (1)

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 filed on August 9, 2005 (File No. 1-8180) and incorporated herein by reference.

(1)	This certification accompanies this Quarterly Report on Form 10-Q and is not filed as part of it.