Form 10-Q
period 2006-06-30
TECO CAPITAL TRUST II
filed 2006-08-14
CIK 1128740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006.

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

Index to Exhibits appears on page 15

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to fairly state the net assets available for trust activities of TECO Capital Trust II as of June 30, 2006 and December 31, 2005, and the changes in net assets available for trust activities for the three month and six month periods ended June 30, 2006 and 2005. The changes in net assets for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2006.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust II Annual Report on Form 10-K for the year ended December 31, 2005 and to the notes on pages 6 through 9 of this report.

TECO CAPITAL TRUST II

CONSOLIDATED CONDENSED STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	Jun. 30, 2006	Dec. 31, 2005
Assets
Cash	$7,498	$2,033
Interest Receivable – Jr. Subordinated Debt	883,610	883,610
Investment in Jr. Subordinated Debt Securities	71,475,000	71,475,000

Total Assets	72,366,108	72,360,643

Liabilities
Trust Preferred Securities Dividends Payable	710,844	710,844
Minority Interest Dividends Payable	172,766	172,766
Trust Preferred Securities	57,500,000	57,500,000
Minority Interest	13,975,000	13,975,000

Total Liabilities	72,358,610	72,358,610

Net assets available for trust activities	$7,498	$2,033

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO CAPITAL TRUST II

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended Jun. 30,
	2006	2005
Additions to net assets attributed to:

Jr. Subordinated Debt Securities Interest Income	$1,060,331	$1,060,331
Other Income	32,414	28,713

	1,092,745	1,089,044

Deductions from net assets attributed to:

Trust Preferred Securities Dividends	(853,013)	(853,013)
Minority Interest Dividends	(207,319)	(207,319)
Administrative and General Expenses	(33,920)	(30,613)

	(1,094,252)	(1,090,945)

Changes in net assets available for trust activities	(1,507)	(1,901)

Net assets available for trust activities:

Beginning of period	9,005	7,694

End of period	$7,498	$5,793

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO CAPITAL TRUST II

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the six months ended Jun. 30,
	2006	2005
Additions to net assets attributed to:

Jr. Subordinated Debt Securities Interest Income	$2,120,663	$2,120,663
Other Income	42,355	29,367

	2,163,018	2,150,030

Deductions from net assets attributed to:

Trust Preferred Securities Dividends	(1,706,025)	(1,706,025)
Minority Interest Dividends	(414,638)	(414,638)
Administrative and General Expenses	(36,890)	(33,231)

	(2,157,553)	(2,153,894)

Changes in net assets available for trust activities	5,465	(3,864)

Net assets available for trust activities:

Beginning of period	2,033	9,657

End of period	$7,498	$5,793

The accompanying notes are an integral part of the consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

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

Each trust preferred security has a stated liquidation amount of $25, on which distributions were payable at the rate of 5.11% per year on a quarterly basis, in arrears, through October 15, 2004. In order to provide holders of equity security units comprised of trust preferred security and a purchase contract (each a “normal unit”) with the necessary collateral to be applied in the settlement of their purchase contracts, a remarketing agent sold the trust preferred securities of the holders of normal units, other than those electing not to participate in the remarketing, and the remarketing agent used the proceeds to purchase treasury securities, which the participating normal unit holders pledged to secure their obligations under the related purchase contracts. Holders of trust preferred securities who have substituted collateral for the trust preferred securities that were part of the normal units and hold the trust preferred securities separately were permitted to participate in the remarketing.

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

In October 2004, $162.7 million aggregate stated liquidation amount of the Trust’s trust preferred securities out of a total $180.2 million aggregate stated liquidation amount of such trust preferred securities outstanding were remarketed, and the distribution rate on the trust preferred securities was reset in connection with the remarketing to 5.934% per year, payable quarterly, effective on and after October 16, 2004. At the closing of the remarketing on October 15, 2004, TECO Energy purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. TECO Energy has retired the trust preferred securities it purchased and, as a result, the LLC’s investment was reduced to $71.5 million.

On January 14, 2005, the final settlement rate for TECO Energy’s remaining outstanding 7,208,927 equity security units that were not tendered in the early settlement offer completed in August 2004 was set based on the average trading price of TECO Energy common stock from the 20 consecutive trading days ending January 12, 2005, as required under the terms of the equity security units. As a result of the final settlement of the purchase contract component of the equity security units, the equity security units ceased trading on the NYSE before the opening of the market on January 14, 2005. On January 18, 2005, each holder of the TECO Energy equity security units purchased from TECO Energy 0.9509 shares of TECO Energy common stock per unit for $25. The cash for the unit holders’ purchase obligation was satisfied from the proceeds received upon the maturity of a portfolio of U.S. Treasury securities acquired in connection with the October 2004 remarketing of the trust preferred securities of the Trust. As a result, TECO Energy issued 6,850,000 shares of common stock on January 18, 2005 and received approximately $180.0 million of proceeds from the settlement.

There was $71.5 million in junior subordinated notes outstanding and the trust preferred securities had a carrying amount of $57.5 million, at June 30, 2006 and December 31, 2005.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at June 30, 2006.

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

In November 2000, TECO Energy established the LLC. This limited-liability company is a wholly-owned subsidiary of TECO Energy. The LLC sold preferred securities to the Trust and used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of June 30, 2006 and December 31, 2005 and for the three month and six month periods ended June 30, 2006 and 2005, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The net cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to fairly state the net assets available for trust activities of TECO Capital Trust II as of June 30, 2006 and December 31, 2005, and the changes in net assets available for trust activities for the three month and six month periods ended June 30, 2006 and 2005. The changes in net assets for the three month and six month periods ended June 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2006.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and is not taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C. RELATED PARTIES

During the three month and six month periods ended June 30, 2006 and 2005, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $1,060,331 for each three month period and $2,120,663 for each six month period. The LLC also paid dividends on the company common securities of $207,319 to TECO Energy during both of the three month periods ended June 30, 2006 and 2005, and $414,638 during both of the six month periods ended June 30, 2006 and 2005. TECO Energy is the sole member of the LLC, as discussed in Note B.

TECO Energy reimburses the Trust for all administrative and general expenses. The amounts received by the Trust for the three month periods ended June 30, 2006 and 2005 were $31,922 and $28,465 respectively, and $41,863 and $28,465 for the six month periods ended June 30, 2006 and 2005, respectively.

D. NEW ACCOUNTING PRONOUNCEMENT

Determining the Variability of Variable Interest Entities

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). In the FSP, the FASB addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The FASB describes a number of risks that should be considered as well as the purpose for which the entities were created, in order to determine the variability of these entities. This guidance is required be applied prospectively beginning on the first day of the first reporting period beginning after June 15, 2006 and is not expected to materially impact the Trust.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TECO Capital Trust II was formed on November 20, 2000 and issued to the public 17,965,000 of its trust preferred securities as components of equity security units issued by TECO Energy, Inc. and the Trust for an aggregate purchase price of $449.1 million on January 15, 2002. The proceeds from the issuance were remitted to TECO Funding Company II, LLC in exchange for 17,965,000 company preferred securities for an aggregate purchase price of $449.1 million. TECO Energy purchased all of the company common securities of the LLC for an aggregate purchase price of $14.0 million. The LLC remitted the proceeds from the issuance of both its company common securities and company preferred securities to TECO Energy in exchange for $463.1 million aggregate principal amount of 5.11% Junior Subordinated Notes of TECO Energy, dated January 15, 2002 and maturing on January 15, 2007, and bearing interest and maturing on the dates and in the amounts set forth in the Indenture, dated as of August 17, 1998, by and between the TECO Energy and The Bank of New York, as Trustee, as supplemented by the Sixth Supplemental Indenture, dated as of January 15, 2002.

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

In October 2004, $162.7 million aggregate stated liquidation amount of the Trust’s trust preferred securities out of a total $180.2 million aggregate stated liquidation amount of such trust preferred securities outstanding were remarketed, and the distribution rate on the trust preferred securities was reset in connection with the remarketing to 5.934% per annum, payable quarterly, effective on and after October 16, 2004. At the closing of the remarketing on October 15, 2004, TECO Energy purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. As of June 30, 2006, TECO Energy has retired the trust preferred securities it purchased and, as a result, the LLC’s investment in the junior subordinated notes outstanding was reduced to $71.5 million.

In January 2005, the final settlement rate for TECO Energy’s remaining outstanding 7,208,927 equity security units that were not tendered in the early settlement offer completed in August 2004 was set based on the average trading price of TECO Energy common stock from the 20 consecutive trading days ending January 12, 2005, as required under the terms of the equity security units. On January 18, 2005, each holder of the TECO Energy equity security units purchased from TECO Energy 0.9509 shares of TECO Energy common stock per unit for $25 per share. The cash for the unit holders’ purchase obligation was satisfied from the proceeds received upon the maturity of a portfolio of U.S. Treasury securities acquired in connection with the October 2004 remarketing of the trust preferred securities of the Trust. As a result, TECO Energy issued 6.85 million shares of common stock on January 18, 2005 and received approximately $180.0 million of proceeds from the settlement.

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at an annual rate, which was 5.11% through October 15, 2004 and, as a result of the remarketing, is now 5.934%, of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Distributions accrued on the company preferred securities at June 30, 2006, together with the amounts accrued during the period July 1, 2006 through July 15, 2006, were subsequently distributed by the Trust to the holders of the trust preferred securities.

The equity security units began trading on the New York Stock Exchange on January 16, 2002 under the symbol “TE PRU.” As a result of the final settlement of the purchase contract component of the equity security units, the equity security units ceased trading on the New York Stock Exchange before the opening of the market on January 14, 2005.

TECO Energy owns all of the company common securities of the LLC, which, unless an event of default has occurred and is continuing with respect to the junior subordinated notes, represent 100 percent of the voting rights in the LLC. The LLC is managed by a board of directors who are designated as “managers” of the LLC within the meaning of Delaware law. The directors will serve until their successors are duly elected and qualified. The directors may appoint officers of the LLC from time to time to manage the day-to-day affairs of the LLC. All voting rights in the LLC are vested in TECO Energy as the sole holder of the company common securities, including the right to elect the board of directors.

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the common preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy. Accordingly, an evaluation of TECO Energy’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, including financial statements and other financial information, included in TECO Energy’s Annual Report on Form 10-K for the year ended December 31, 2005, its Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

ITEM 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

On January 15, 2002, the LLC purchased junior subordinated notes from TECO Energy with an annual interest rate of 5.11% for an aggregate purchase price of $463.1 million and issued company common securities to TECO Energy in an aggregate amount of $14.0 million. In August 2004, TECO Energy completed an early settlement offer for the equity security units, as a result of which the LLC’s investment in the junior subordinated notes was reduced to $194.2 million. In October 2004, the Trust’s preferred securities were remarketed and the distribution rate on the trust preferred securities was reset to 5.934% per annum, payable quarterly, effective on and after October 16, 2004. At the closing of the remarketing on October 15, 2004, TECO Energy purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. TECO Energy has retired the trust preferred securities it purchased and, as a result, the LLC’s investment in the junior subordinated notes has been reduced to $71.5 million.

TECO Energy has guaranteed all payments to be made on the company preferred securities. There is no public market for these company preferred securities, the junior subordinated notes or the company common securities.

ITEM 4.

CONTROLS AND PROCEDURES

Conclusions Regarding Effectiveness of Disclosure Controls and Procedures.

TECO Energy is designated to make compliance filings on behalf of the Trust. TECO Energy’s management, with the participation of its principal executive officer and principal financial officer, has evaluated the effectiveness of the Trust’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report (the “Evaluation Date”). Based on such evaluation, the principal executive officer and principal financial officer have concluded that, as of the Evaluation Date, the Trust’s disclosure controls and procedures are effective.

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

TECO CAPITAL TRUST II By: TECO Energy, Inc., as designated signatory

Date: August 14, 2006	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q filed on August 4, 2006 (File No. 1-8180) and incorporated herein by reference.

(1)	This certification accompanies this Quarterly Report on Form 10-Q and is not filed as part of it.