Form 10-Q
period 2006-09-30
TECO CAPITAL TRUST II
filed 2006-11-14
CIK 1128740

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006.

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

Index to Exhibits appears on page 15

PART I. FINANCIAL INFORMATION

ITEM 1.

FINANCIAL STATEMENTS

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to fairly state the net assets available for trust activities of TECO Capital Trust II as of September 30, 2006 and December 31, 2005, and the changes in net assets available for trust activities for the three month and nine month periods ended September 30, 2006 and 2005. The changes in net assets for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2006.

Reference should be made to the explanatory notes affecting the net assets and changes in net assets contained in the TECO Capital Trust II Annual Report on Form 10-K for the year ended December 31, 2005 and to the notes on pages 6 through 9 of this report.

TECO CAPITAL TRUST II

CONSOLIDATED CONDENSED STATEMENT OF NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	Sep. 30, 2006	Dec. 31, 2005
Assets
Cash	$5,878	$2,033
Interest Receivable – Junior Subordinated Debt	883,610	883,610
Investment in Junior Subordinated Debt Securities	71,475,000	71,475,000

Total Assets	72,364,488	72,360,643

Liabilities
Trust Preferred Securities Dividends Payable	710,844	710,844
Minority Interest Dividends Payable	172,766	172,766
Trust Preferred Securities	57,500,000	57,500,000
Minority Interest	13,975,000	13,975,000

Total Liabilities	72,358,610	72,358,610

Net assets available for trust activities	$5,878	$2,033

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO CAPITAL TRUST II

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the three months ended Sep. 30,
	2006	2005
Additions to net assets attributed to:
Junior Subordinated Debt Securities Interest Income	$1,060,332	$1,060,332
Other Income	1,743	2,072

	1,062,075	1,062,404

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(853,012)	(853,012)
Minority Interest Dividends	(207,319)	(207,319)
Administrative and General Expenses	(3,364)	(3,983)

	(1,063,695)	(1,064,314)

Changes in net assets available for trust activities	(1,620)	(1,910)
Net assets available for trust activities:
Beginning of period	7,498	5,793

End of period	$5,878	$3,883

The accompanying notes are an integral part of the consolidated condensed financial statements

TECO CAPITAL TRUST II

CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR TRUST ACTIVITIES

(UNAUDITED)

	For the nine months ended Sep. 30,
	2006	2005
Additions to net assets attributed to:
Junior Subordinated Debt Securities Interest Income	$3,180,995	$3,180,995
Other Income	44,098	31,439

	3,225,093	3,212,434

Deductions from net assets attributed to:
Trust Preferred Securities Dividends	(2,559,037)	(2,559,037)
Minority Interest Dividends	(621,957)	(621,957)
Administrative and General Expenses	(40,254)	(37,214)

	(3,221,248)	(3,218,208)

Changes in net assets available for trust activities	3,845	(5,774)
Net assets available for trust activities:
Beginning of period	2,033	9,657

End of period	$5,878	$3,883

The accompanying notes are an integral part of the consolidated condensed financial statements

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

A.	OVERVIEW

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

There was $71.5 million in junior subordinated notes outstanding and the trust preferred securities had a carrying amount of $57.5 million, at September 30, 2006 and December 31, 2005.

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

As long as the trust preferred securities remain outstanding, TECO Energy is required to maintain a 100 percent direct or indirect ownership in the company common securities issued by the LLC. TECO Energy was in compliance with this covenant at September 30, 2006.

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

In November 2000, TECO Energy established the LLC. This limited-liability company is a wholly-owned subsidiary of TECO Energy. The LLC sold preferred securities to the Trust and used the proceeds to purchase subordinated notes from TECO Energy. The subordinated notes are not secured by specific assets of TECO Energy. The terms of these notes are similar to the terms of the preferred securities. The LLC is considered a VIE in accordance with FIN 46R. In accordance with the guidance under FIN 46R, the Trust consolidated the LLC. Likewise, TECO Energy deconsolidated the LLC as of January 1, 2004. As of September 30, 2006 and December 31, 2005 and for the three month and nine month periods ended September 30, 2006 and 2005, the financial statements of the Trust include the consolidated net assets and reflect the changes in consolidated net assets of the LLC and all inter-company/trust transactions have been eliminated. The net cumulative effect of the adoption of FIN 46R was to recognize the cash on hand at the LLC as of January 1, 2004.

In the opinion of management, the unaudited consolidated condensed financial statements include all adjustments that are of a recurring nature and necessary to fairly state the net assets available for trust activities of TECO Capital Trust II as of September 30, 2006 and December 31, 2005, and the changes in net assets available for trust activities for the three month and nine month periods ended September 30, 2006 and 2005. The changes in net assets for the three month and nine month periods ended September 30, 2006 are not necessarily indicative of the results that can be expected for the entire fiscal year ending December 31, 2006.

INCOME TAXES

The Trust is characterized for United States federal income tax purposes as a grantor trust and is not taxed as a corporation. For income tax purposes, any income or losses from the Trust are passed through to the holders of the trust preferred securities. Therefore, no provision for income taxes has been included in the Trust’s financial statements.

C.	RELATED PARTIES

During the three month and nine month periods ended September 30, 2006 and 2005, the LLC recognized and received interest income on the junior subordinated notes from TECO Energy of $1,060,332 for each three month period and $3,180,995 for each nine month period. The LLC also paid dividends on the company common securities of $207,319 to TECO Energy during both of the three month periods ended September 30, 2006 and 2005, and $621,957 during both of the nine month periods ended September 30, 2006 and 2005. TECO Energy holds all of the company common securities of the LLC, as discussed in Note B.

TECO Energy reimburses the Trust for all administrative and general expenses. The amounts received by the Trust for the three month periods ended September 30, 2006 and 2005 were $1,329 and $2,072 respectively, and $43,192 and $30,537 for the nine month periods ended September 30, 2006 and 2005, respectively.

D.	NEW ACCOUNTING PRONOUNCEMENT

Fair Value Measurements

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (FAS 157). FAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. FAS 157 applies under other accounting pronouncements that require or permit fair value measurements. The standard is effective for fiscal years ending after November 15, 2007 and will not impact the Trust.

Determining the Variability of Variable Interest Entities

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R). In the FSP, the FASB addresses how a reporting enterprise should determine the variability to be considered in applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities. The FASB describes a number of risks that should be considered as well as the purpose for which the entities were created, in order to determine the variability of these entities. The Trust has reviewed this FSP and has incorporated it into its process for determining variability. This FSP is not expected to materially impact the Trust.

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

In October 2004, $162.7 million aggregate stated liquidation amount of the Trust’s trust preferred securities out of a total $180.2 million aggregate stated liquidation amount of such trust preferred securities outstanding were remarketed, and the distribution rate on the trust preferred securities was reset in connection with the remarketing to 5.934% per annum, payable quarterly, effective on and after October 16, 2004. At the closing of the remarketing on October 15, 2004, TECO Energy purchased $122.7 million aggregate stated liquidation amount of the trust preferred securities that were remarketed. As of September 30, 2006, TECO Energy has retired the trust preferred securities it purchased and, as a result, the LLC’s investment in the junior subordinated notes outstanding was reduced to $71.5 million.

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

The trust preferred securities represent undivided beneficial interests in the assets of the Trust, which consist of a corresponding amount of the company preferred securities. Distributions on the company preferred securities are passed on to the holders of the trust preferred securities. The Trust is required to make distributions on the trust preferred securities concurrently with, and in the same amount as, the distributions on the company preferred securities. Distributions on the company preferred securities are cumulative and accumulate from the date they are first issued at an annual rate, which was 5.11% through October 15, 2004 and, as a result of the remarketing, is now 5.934%, of the $25 per company preferred security liquidation preference. Distributions are payable quarterly in arrears on January 15, April 15, July 15 and October 15 of each year. Distributions accrued on the company preferred securities at September 30, 2006, together with the amounts accrued during the period October 1, 2006 through October 15, 2006, were subsequently distributed by the Trust to the holders of the trust preferred securities.

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

Because the Trust is a special purpose financing entity with no separate business operations and minimal assets other than the company preferred securities, the Trust’s ability to pay distributions on the trust preferred securities depends on the ability of the LLC to pay distributions on the company preferred securities, which in turn depends on the LLC’s receipt of payments from TECO Energy. Accordingly, an evaluation of TECO Energy’s financial condition is relevant to an evaluation of the financial condition of the Trust and its ability to pay distributions on the trust preferred securities, and the Trust refers you to the information about TECO Energy, including financial statements and other financial information, included in TECO Energy’s Annual Report on Form 10-K for the year ended December 31, 2005, its Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 and its Current Reports on Form 8-K as filed with the Securities and Exchange Commission, copies of which may be obtained from the Director of Investor Relations at TECO Energy, Inc., 702 North Franklin Street, Tampa, Florida 33602 or from its website at www.tecoenergy.com.

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

TECO CAPITAL TRUST II By: TECO Energy, Inc., as designated signatory

Date: November 14, 2006	By:	/s/ Gordon L. Gillette
	Name:	Gordon L. Gillette
	Title:	Principal Financial Officer

EXHIBIT INDEX

3	Amended and Restated Trust Agreement of TECO Capital Trust II dated as of January 15, 2002. Filed as Exhibit 3 to the Current Report on Form 8-K (File No. 1-08180) filed by TECO Energy, Inc. on January 15, 2002 and incorporated herein by reference.

31.1	Certification of the Chief Executive Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of TECO Energy, Inc. pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification by Chief Executive Officer and Chief Financial Officer of TECO Energy, Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)

99.1	The consolidated financial statements of TECO Energy, Inc. and its subsidiaries included in Item 1 of TECO Energy Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006. Filed as Item 1 to TECO Energy, Inc.’s Quarterly Report on Form 10-Q filed on November 6, 2006 (File No. 1-8180) and incorporated herein by reference.

(1)	This certification accompanies this Quarterly Report on Form 10-Q and is not filed as part of it.